Form 10-K
period 1996-06-30
OLYMPUS VENTURES INC
filed 1997-03-27
CIK 878071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from                             to

                                           COMMISSION FILE NUMBER:  33-42070

                             OLYMPUS VENTURES, INC.
             (Exact name of Registrant as specified in its charter)

     WASHINGTON                                         91-1552419
(State of other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

    3418 NORTH OCEAN BOULEVARD
     FORT LAUDERDALE, FLORIDA                                    33308
(Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code: (954) 565-9292 Securities registered pursuant to Section 12(b) of the Securities
Exchange Act of 1934:

                                                NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                WHICH REGISTERED
     NONE                                           NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (of for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past ninety days. YES X NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 1, 1997 was approximately $1,600,492.

The number of shares of Registrant's Common Stock outstanding of June 30, 1996 was 9,666,464.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

OLYMPUS MILLS U.S.A., INC.

OLYMPUS MILLS/HIALEAH, FLORIDA is the sales headquarters for Olympus Ventures, Inc., as well as a cutting facility. Depending on the type of garment, the 21,000 square foot cutting plant is capable of producing from 7,000 to 20,000 dozen garments per week. The Hialeah facility also handles the design of Olympus Mills U.S.A.'s own branded labels. OLYMPUS USA AND OLYMPUS KID'S line of clothing.

H&D FASHIONS, S.A./SAN CRISTOBAL, DOMINICAN REPUBLIC is the location of an 18,000 square foot factory equipped to manufacture knit and woven garments as well as T-shirts. The facility has 170 machines and 150 employees. The maximum production capabilities is 2,500 dozen pieces per week utilizing ten hour shifts. Although all T-shirts are silk screened domestically, the San Cristobal facility offers embroidering, after sewn garment dyeing, and tie dyeing.

BARON'S INTERNACIONAL, S.A./MANAGUA, NICARAGUA is the location of our 30,000 square foot facility that houses 520 machines for the production of denim and flannel garments. The factory features an additional 1,200 square feet of office space and a 3,000 square feet cafeteria equipped to feed the 450 employees. The factory is the largest of the three facilities and is capable of producing as much as 12,000 pairs of dungaree's and 16,000 flannel shirts per week. Denim garments can be manufactured with a variety of finishes including but not limited to sand, stone and acid washing, as well as antiquing.

The sales and marketing of all Olympus Mills U.S.A., Inc. products are handled out of the Hialeah office. All contract and full package business for all three factories are administered from this facility.

Olympus Ventures, Inc., is a manufacturer of denim and twill woven garments. The company offers full packaging and contract services to the industry, with wholly owned manufacturing facilities in Nicaragua, the Dominican Republic and Hialeah, Florida. These corporations offer 90 years of collective experience in the garment industry and specialize in sewing, cutting and knitting. The primary assets of Olympus Ventures are knitting and sewing equipment, contracts, and real property leases.

To accommodate marketing and manufacturing needs, Olympus Ventures, Inc. formed a subsidiary corporation, Olympus Mills U.S.A., Inc. Corporate administration and limited manufacturing is provided at our domestic facility in Hialeah, Florida. Processing large, low unit cost orders is the function of our offshore facilities in the Dominican Republic and Nicaragua.

All subsidiaries are presently in operation and are processing orders for major retailers.

Presently, 80% of the Company's diversified client list provides merchandise to the largest part of the available market, the middle to low end, defined in terms of price per garment, the remainder being sold to high end of the market, private labeling and high end contracts. Concentration on the largest segment of the market maximizes our client base and allows higher unit volume of merchandise being processed by the factories.

Olympus Ventures, Inc., is positioned in the marketplace to compete on all levels of garment manufacturing. Our cost-efficient, wholly-owned off-shore facilities are strategically located in proximity to the U. S. mainland. These factors allow us to operate with approximate gross pre-tax profits of 30% on contract accounts, 35% on full package contracts, and 50% on our own private label merchandise.

SELLING STRATEGIES

Presently, Olympus Ventures, Inc. is developing an in-house sales force operating out of our Hialeah, Florida facility. The sales program is designed to effectively market and promote private label lines as our production and development program progresses.

Sales contracts are closely monitored to keep a consistent balance of contract, full packaging and private label accounts.

BANKING RELATIONSHIPS

To accommodate the immediate financial need of the company, working relationships have been established, Bank Centro and Capital Bank. Both are Florida corporations.

RISK

As in any manufacturing business, there is always a degree of risk to the capital employed. However, provisions have been made to minimize the risk of investment to its shareholders. Since we own our off-shore facilities and equipment, we control production schedules and are not greatly affected by unforeseen cost fluctuations in labor and raw materials. Our conservative position in the marketplace works in our favor since the bulk of our business is manufacturing basic items for which there is always a market.

Although we are developing, marketing and distributing our own private label to take advantage of the higher profits that can be attained, we presently intend to keep a balance of diversified clients and products so that we aren't dependent on one segment of the market to support our operations.

Our off-shore factories are strategically situated close to the continental United States in countries that are dependent on American business to stabilize their economy. Trade relations with these countries have remained consistent, even with the political instability within the local governments that arises from time to time.

Olympus faces further risk in that it needs to obtain additional working capital and there can be no assurance that such capital can be obtained or if obtained will be on terms acceptable to the company. If it is unable to do so it will have to curtail or discontinue its operations.

CUSTOMERS

Olympus Mills U.S.A., Inc. and its wholly-owned subsidiaries manufactures garments for the clients listed below on an ongoing basis. Many full package contracts are open ended. Because all of our factories manufacture basics many of our clients keep repeating their orders as needed. The current major client list is as follows:

                                    Wal-mart
                                 Blair Catalogue
                                     K-Mart
                                     Target
                          Donnkenny/Mickey and Company
                           Federated Department Stores

COMPETITION

The level of competition covers a wide range, and varies according to the products being manufactured and the size of the facilities. Although Sara Lee, Hanes, Playtex, Champion, Levi Strauss & Co., VF Corp., Fruit of the Loom and Liz Clairborne currently manufacture the same type of clothing as ourselves, they are unable to accommodate the amount of business they already have. We have taken great care to position ourselves in the correct locations to be competitive in both quality and price, with the additional advantage of an ability to deliver production as just in time basis.

However many of our competitors are substantially larger in terms of revenue profits and assets. Additionally they have greater working capital and a greater ability to raise additional capital.

EMPLOYEES

At June 30, 1996, the company had approximately 610 full-time and no part-time employees.

ITEM 2.          PROPERTIES

The Registrant owns no real property. It leases manufacturing space consisting of 18,000 square feet located in San Cristobal, Dominican Republic. The monthly rent is $3,750 on a multi-year lease.

The Registrant also leases manufacturing space, consisting of 2,400 square meters, located in Managua, Nicaragua. The monthly rental is approximately $6,300 on a multi-year lease.

The Registrant leases manufacturing and administrative facilities located in Hialeah, Florida. The facility leased is 16,800 square feet. The monthly rental is $6,300 on a multi-year lease.

ITEM 3. LEGAL PROCEEDINGS

At June 30, 1996, no legal proceedings are pending to which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.

Management has investigated the feasibility of action against its former Chief Executive Officer, Peter Hargitay and its wholly owned subsidiary CEA Lines, Inc. ("CEA"). It is management's present opinion that action against CEA and Mr. Hargitay are not practicable and/or cost effective. See also Note 1(a) of the notes to the financial statements at page F-8 which is incorporated herein by reference.




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fiscal year covered by this report to a vote of security holders.

                                     PART II



ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDERS MATTERS.


(A)      MARKET   INFORMATION.   The  Company's   Common  Stock  trades  in  the
         over-the-counter market and has been quoted on the electronic Bulletin Board since January 12, 1995.


(B) HOLDERS. The approximate number of holders of each class of Common Stock of the Registrant as of February 1, 1997 as follows:

                                   357 PERSONS


(C) DIVIDENDS. No cash dividends have been declared respecting Registrant's common stock.


(D) PRICES. The following table sets forth the range of high and low sales prices of the Company's common stock as reported by the National Quotation System Bulletin Board for the quarters indicated.

                                       PRICE RANGE OF COMMON STOCK

                                          HIGH              LOW

              1995
              First Quarter                  5 1/4           .625
              Second Quarter                   6 *           .625 *

              1996
              Third Quarter                2 3/8 *            1/2 *
              Fourth Quarter               1 5/8 *            5/8 *

              * Shows the prices following a 1-10 reverse split effective September 12, 1995.

ITEM  6.         SELECT FINANCIAL DATA.


                                                         For the years ended
                                  June 30           June 30         June 30           June 30          June 30
                                   1996              1995            1994              1993             1992

Income Statement Data:

Net Revenues                  $ 1,003,426         $ 484,434     $    -            $    -           $    -
Net Loss                      (18,276,489)          (68,494)         (5,456)          (48,335)            (243)
Loss per common share *           (141.58)            (5.26)          (0.86)           (11.60)          -


                                  June 30           June 30         June 30           June 30          June 30
                                   1996              1995            1994              1993             1992
Balance Sheet Data:

Working Capital (deficit)     $  (838,512)       $ (331,043)      $   2,389        $    7,845        $ (10,480)
Total assets                    1,352,548         2,340,212          27,182            27,184           13,182
Long-term debt                    237,818            -               -                 -                -
Shareholders' Equity              264,380         1,422,811          15,571            21,027            2,702

(*) Per share data has been computed after giving retroactive effect to the September 1995 (1 for 10) and January 1997 (1 for 30) reverse stock splits.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION.

                 FISCAL YEAR 1995

                 Liquidity and Capital Resources

                 The Registrant's cash totaled $20,810 at June 30, 1995, an increase of $6,810 over the previous year.

                 The increase in cash was due primarily from the inflows from the shareholder's loan which was offset by investment in subsidiary and the amounts used in operation.

                 On January 1, 1995, the Registrant acquired a 50.1% interest in CEA Lines, Inc., a shipping company. CEA Lines, Inc. commenced operation on January 1, 1995. The Registrant has no other operations, hence the operating results for the year are those of CEA Lines, Inc.

                 The Registrant believes that if the business of its subsidiary develops as expected, cash on hand and from operating activities will be sufficient to meet it's operating requirements in the ensuing year.

                 Results of Operations

                 As noted above, the operation of the Registrant is represented by the operations of its subsidiary, CEA Lines, Inc. in which the Registrant acquired a 50.1% interest on January 1, 1995, the date on which CEA Lines, Inc. commenced operation.

                 The Company had revenues of $484,434 for the year ended June 30, 1995. This represents six (6) months operation as prior to this the Company was in a development stage.

                 The Company had direct expenses in the amount of $387,781 (80%) of revenues and selling general and administrative expenses of $221,594 (45.7%) of revenues resulting in a net loss of $68,494 after minority interest of $68,220.

                 FISCAL YEAR 1996

                 Liquidity and Capital Resources

                 The Registrant's cash totaled $844 at June 30, 1996 a decrease of $19,966 below the previous year. The decrease was not significant enough for management to give an opinion for the drop at year end. The assets of the Company were adjusted downward from $2,340,212 to $1,352,548.

                 During the year the Registrant made numerous acquisitions without sufficient capital to support the operations of the acquisitions. Hence the operating results for the year are negative.

                 The new management made a decision to write off the majority of the acquisitions and keep only the acquisitions which management believes are capable of generating a positive cash flow for the ensuing year.

                 The new management is negotiating to obtain necessary operating funds and manufacturing lines of credit to enable its manufacturing subsidiaries to increase its production to a profitable level in the ensuing year.

                 However, management has no firm committments for obtaining additional capital or that if a committment is obtained, it will be on terms acceptable to the Registrant. If additional financing is not obtained, the Company will have to curtail or discontinue its operations.

                 Results of Operations

                 Year ended June 30, 1996

                 As noted above, the operation of the Registrant was negative. Current management believes that the negative position of operations was due to lack of working capital and management turmoil.

                 The Company had revenues of $1,003,426 for the year ended June 30, 1996. This income was created in the last six (6) months of operations, from operations of the garment manufacturing facilities.

                 The company had direct expenses in the amount of $1,395,317 (139%) of revenues, operating expense of $678,061 (68%) of revenues, write offs, loss on disposal of property, plant and equipment, amortization and write-off of goodwill in the amount of $8,513,304 (848%) of revenues, consulting services in the amount of $8,693,233 (866%) of revenues resulting in a net loss of $18,276,489.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 An Index of the Financial Statements and Supplementary data are depicted in further detail in Item 14 of this Report.

ITEM 9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE.

                 Registrant has reported no disagreement on any matter of accounting principles or practices or financial statements disclosure and none is contemplated. The Registrant's prior accountants were dismissed and new accountants retained in October, 1996 since the Registrant moved its principal office, books and records from Jamaica, West Indies to Fort Lauderdale, Florida. There was no adverse opinion or disclaimer to opinion. The change was approved by the Board of Directors. See also Report on Form 8-K filed December 6, 1996 which is hereby incorporated by reference.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT.

            Information sufficient to respond to this item is not within the possession of management and is not available to management.

ITEM 11.    EXECUTIVE COMPENSATION.

            Information sufficient to respond to this item is not within the possession of management and is not available to management.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

            Information sufficient to respond to this item is not within the possession of management and is not available to management.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            In management's opinion there were a number of related party transactions. Details of such transaction are set forth in the notes to the financial statement, Note 1(a) - 1(e) which are incorporated by reference. In the opinion of the Registrant, the transactions described in Note 1(a) - 1(c), and 1(e) involved transactions whereby the Registrant acquired assets that were grossly overvalued and have been written down in the balance sheet. Furthermore, in the case of the acquisition of CEA Lines, Inc. no assets, called for in the acquisition agreement were ever turned over to the Registrant. Moreover, Peter Hargitay, the director of CEA Lines, Inc. and former CEO of the Registrant has, despite repeated demands, failed to return to the Registrant all corporate books and records in his possession. Upon information and belief, these records are all financial records from the formation of the Company through on or about February 1, 1976. He further retains, upon information and belief, all board resolutions and minutes from the inception of the Company through February 1, 1996.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
           REPORTS ON FORM 8-K.


           Independent Auditors' Report                                                   F - 1   - F - 2.

           Financial Statements:
             Balance Sheets                                                                      F - 3.
             Statements of Operations                                                            F - 4.
             Statements of Changes in Shareholders' Equity                                       F - 5.
             Statements of Cash Flows                                                     F - 6.  -  F - 7.

           Notes to Financial Statements                                                  F - 8.  -  F - 18.


           1) Registrant hereby incorporates by reference the report on Form 8-K filed November 15, 1995.

           2) In response to Item 601(b)(3)(i) and 601(b)(3)(ii) of Regulation S-K, Registrant incorporates by reference the Certificate and by-laws filed as exhibits to Form S-1 filed August 8, 1991.

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 23rd day of March, 1997.


                                              OLYMPUS VENTURES, INC.
                                              (REGISTRANT)



                                              BY:
                                                     GARY MORGAN, CEO

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and as of this 23rd day of March, 1997.

    SIGNATURES        TITLE                                 DATE


/s/ Gary Morgan      CEO and Director                      March 23, 1997
-------------------
   Gary Morgan


/s/ Roland Breton    Director                              March 23, 1997
-------------------
   Roland Breton



/s/ Joel Marcus      Director                              March 23, 1997
-------------------
   Joel Marcus

             No annual report to Security Holders or proxy material has been sent to Security Holders.

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors
Olympus Ventures, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Olympus Ventures, Inc. and subsidiaries as of June 30, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Olympus Ventures, Inc. and subsidiaries as of June 30, 1995 and 1994, were audited by other auditors whose reports dated October 11, 1995 and October 11, 1994, respectively, expressed unqualified opinions on those statements.

As discussed in Note 1, the Company underwent several significant management changes during the year ended June 30, 1996. Corporate records prior to January 1, 1996, are not available.

Also as discussed in Note 1, during the year ended June 30, 1996 the Company abandoned its investment in its wholly-owned subsidiary, C.E.A. Lines, Inc. Corporate records regarding C.E.A. Lines, Inc. are not available.

As discussed in Notes 1 and 6, current management has concerns about the propriety of certain business transactions, including acquisitions, entered into by prior management. Information in the Company's files is not sufficient to properly evaluate these transactions. However, based upon available information, management has made a number of adjustments with respect to these transactions.

Because of the matters discussed in the preceding paragraphs, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the results of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 1996.

As described above, Company records regarding acquisitions made during the year ended June 30, 1996 are incomplete. Generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission require the presentation of a number of disclosures relating to business combinations, including certain pro forma information. Because of the incompleteness of records, the Company was unable to provide these disclosures.

In our opinion, except for the omission of the information discussed in the preceding paragraph, the consolidated balance sheet of Olympus Ventures, Inc. and subsidiaries as of June 30, 1996, presents fairly, in all material respects, the consolidated financial position of Olympus Ventures, Inc. and subsidiaries as of June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Olympus Ventures, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 3, the Company has sustained substantial operating losses and has significant negative working capital and an accumulated deficiency as of June 30, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the ability of management to obtain sufficient financing and ultimately achieving profitability. The accompanying 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 9b an unrelated party has made a significant claim against the Company. The accompanying 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this contingency.





                                 /s/     LAZAR, LEVINE & COMPANY
                                 ----------------------------------
                                      LAZAR, LEVINE & COMPANY LLP


New York, New York
February 28, 1997

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                   - ASSETS -

                                                                                            JUNE 30,         June 30,
                                                                                             1996             1995

CURRENT ASSETS:
Cash and cash equivalents                                                                 $         844      $      20,810
Accounts receivable                                                                                   -             19,817
Inventories (Note 2d)                                                                             9,966                  -
Prepaid expenses and other current assets                                                         1,028                  -
                                                                                            -----------         ----------

TOTAL CURRENT ASSETS                                                                             11,838             40,627
                                                                                            -----------         ----------

PROPERTY, PLANT AND EQUIPMENT - NET (NOTES 2E, 5 AND 7)                                       1,320,902          2,028,910
                                                                                            -----------         ----------

OTHER ASSETS:
Deferred expenses                                                                                     -            270,675
Security deposits                                                                                19,808                  -
                                                                                            -----------         ----------
                                                                                                 19,808            270,675
                                                                                            -----------         ----------
                                                                                           $  1,352,548         $2,340,212
                                                                                           ============         ==========

                                         - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
Bank overdraft                                                                              $    28,214        $         -
Current portion of long-term debt (Note 5)                                                      141,012                  -
Accounts payable and accrued expenses (Note 8)                                                  551,230             43,207
Shareholders' loans (Note 4)                                                                    129,894            328,463
                                                                                            -----------         ----------
TOTAL CURRENT LIABILITIES                                                                       850,350            371,670
                                                                                            -----------         ----------

LONG TERM LIABILITIES:
Long term debt - net of current portion (Note 5)                                                237,818                  -
                                                                                            -----------         ----------

MINORITY INTEREST (NOTE 1A)                                                                           -             545,731
                                                                                            -----------         ----------

COMMITMENTS AND CONTINGENCIES (NOTES 3,7 AND 9)

SHAREHOLDERS' EQUITY (NOTES 1 AND 6)
Common stock, $.0001 par value, 800,000,000 shares authorized; 9,666,464 and
491,000 shares issued and outstanding for 1996 and
1995, respectively                                                                                  966                 49
Additional paid-in capital                                                                   18,662,486          1,545,345
Accumulated deficit                                                                         (18,399,072)          (122,583)
                                                                                            -----------         ----------

                                                                                                264,380          1,422,811

                                                                                           $  1,352,548         $2,340,212
                                                                                           ============         ==========

                       See notes to consolidated financial statements.








                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                         For the Year Ended
                                                                              JUNE 30,             June 30,       June 30,
                                                                               1996                 1995           1994

NET REVENUES (NOTE 7)                                                          $ 1,003,426        $  484,434   $       -
                                                                               -----------        ----------       -------

COSTS AND EXPENSES:
Cost of revenues                                                                 1,395,317           387,781           -
Operating expenses                                                                 630,872           221,594         5,456
Interest expense                                                                    47,189            11,773            -
Write off of investment in C.E.A. Lines, Inc. (Note 1a)                          3,354,068                -             -
Consulting services (Note 6)                                                     8,693,233                -             -
Loss on disposal of property, plant and equipment (Note 1)                         515,000                -             -
Write-off of license (Note 1)                                                      200,000                -             -
Amortization and write-off of goodwill (Notes 1 and 2g)                          4,444,236                -             -
                                                                               -----------        ----------      --------
                                                                                19,279,915           621,148         5,456
                                                                               -----------        ----------      --------

LOSS BEFORE MINORITY INTEREST                                                  (18,276,489)         (136,714)       (5,456)

Minority interest (Note 1a)                                                        -                 (68,220)           -
                                                                     ------   ------------        ----------       -------

NET LOSS (NOTE 2F)                                                            $(18,276,489)      $   (68,494)      $(5,456)
                                                                              ============       ===========       =======

LOSS PER SHARE (NOTES 2J, 6 AND 10B)                                              $(141.58)           $(5.26)      $ (0.86)
                                                                                  ========            ======       ========

Weighted average number of shares (Notes 2j, 6 and 10b)                            129,091            13,033         6,367
                                                                                   =======            ======         =====



                 See notes to consolidated financial statements

                     OLYMPUS VENTURES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                     EQUITY



                                                                          Additional                             Total
                                                Common Stock                Paid-in            Accumulated    Shareholders'
                                                     Shares            Amount         Capital              Deficit        Equity

Balance at June 30, 1993                             191,000            $19          $   69,641        $  (48,633)      $   21,027
Net loss                                                 -                -              -                 (5,456)          (5,456)
                                                 -----------         ------         -----------        -----------     -----------
Balance at June 30, 1994                             191,000             19              69,641           (54,089)          15,571
Issuance of common stock for acquisition
of 50.1% of C.E.A. Lines, Inc.                       300,000             30           1,475,704          -               1,475,734

Net loss                                                 -               -               -                 (68,494)        (68,494)
                                                 -----------          -----         -----------        -----------      -----------
Balance at June 30, 1995                             491,000             49           1,545,345          (122,583)       1,422,811
Adjustment to agree with transfer agent's
records (Note 6)                                      30,601              3                  (3)           -                  -

Issuance of common stock for acquisitions (Note 1):
C.E.A. Lines, Inc. (49.9%)                           400,000             40           1,999,960            -             2,000,000
Olympus Mills USA, Inc.                            1,750,000            175           2,624,825            -             2,675,000
Ekrhen Corporation                                   100,000             10             649,990            -               650,000
K.O.K.O. Wear, Inc.                                   40,000              4             199,996            -               200,000
Nelson International Corp. and
Baron's Internacional, S.A.                          300,000             30           1,499,970            -             1,500,000
H&D Fashions S.A.                                     50,000              5             249,995            -               200,000

Shares issued for services (Note 6)                5,430,833            543           8,692,690            -             8,693,233
Shares issued in private placement (Note 6)            7,400              1             199,824            -               199,825
Unidentified issues (Note 6)                          66,630              6                  (6)           -                 -
Share issued for conversion of debt
(Notes 1b, 1c and 6 )                              1,000,000            100             999,900            -             1,000,000
Net loss                                                 -                  -              -          (18,276,489)     (18,276,489)
                                                   ---------           ----         -----------     --------------   -------------

BALANCE AT JUNE 30, 1996                           9,666,464           $966         $18,662,486      $(18,399,072)     $   264,380
                                                   =========           ====         ===========      =============   =============






                       See notes to consolidated financial statements.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Page 1 of 2




                                                                                            For the Year Ended
                                                                                JUNE 30,           June 30,        June 30,
                                                                                 1996                1995           1994
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(18,276,489)       $(68,494)       $  (5,456)
Adjustments to reconcile net loss to net cash (used by)
   operating activities:
   Minority interest                                                               -               (68,220)         -
   Depreciation and amortization                                                   102,149          94,687          -
   Loss from write-down of inventory                                                93,534         -                -
   Loss from write-off of assets in C.E.A. Lines, Inc.                           3,354,068         -                -
   Loss from disposal of property, plant and equipment                             515,000         -                -
   Goodwill amortized and written off during the year                            4,444,236         -                -
   Shares issued for services                                                    8,693,233         -                -
   Write-off of license                                                            200,000         -                -
   Changes in assets and liabilities:
       (Increase) in accounts receivable                                           (18,200)        (19,817)          -
       Decrease in inventories                                                      45,000         -                 -
       (Increase) in prepaid expenses and other current assets                        (715)        -
       Increase in accounts payable and accrued expenses                           335,872          31,596            5,454
                                                                                ----------       ---------       ----------
       NET CASH (USED BY) OPERATING ACTIVITIES                                    (512,312)        (30,248)              (2)
                                                                                ----------       ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                       95,000          -               -
   Increase in security deposits                                                    (6,480)         -                -
   Loans from shareholders                                                         153,847          53,970           -
   Investment in subsidiaries                                                      -               (16,912)          -
                                                                               -----------      ----------      -----------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                   242,367          37,058           -
                                                                               -----------      ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                            (76,055)         -                -
   Proceeds from loan                                                              100,000          -                -
   Net proceeds from shares issued in private placement                            199,825          -                -
   Increase in bank overdraft                                                       26,209          -                -
                                                                               -----------      ----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   249,979          -                 -
                                                                               -----------      ----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                     (19,966)          6,810               (2)

   Cash and cash equivalents, beginning of year                                     20,810          14,000           14,002
                                                                               -----------       ---------       ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $       844       $  20,810        $  14,000
                                                                               ===========       =========        =========

                 See notes to consolidated financial statements.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Page 2 of 2





                                                                                            For the Year Ended
                                                                                     JUNE 30,      June 30,        June 30,
                                                                                     1996            1995           1994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest                                                                          $22,569   $    -          $    -
                                                                                     -------   -------------   ------
   Income taxes                                                                      $    -    $    -          $    -
                                                                                     =======   =============   ======


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:

During the year ended June 30, 1996, the Company acquired (i) 49.9% of the stock of C.E.A. Lines, Inc., (ii) 100% of the sellers interest in Caribbean Charters Ltd. (iii) 100% of the stock of Olympus Mills USA, Inc. (iv) certain assets of Ekrhen Corporation (v) all the shares of K.O.K.O. Wear Inc. and (vi) all the outstanding shares of Nelson International Corp and Baron's I nternacional, S.A., for 2,640,000 shares of the Company's common stock valued at $7,225,000. The Company also exchanged 1,000,000 common shares for $1,000,000 of debt issued in connection with certain of the above acquisitions. The Company also issued 5,430,833 of its common stock for services.





                 See notes to consolidated financial statements.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   1   -    ORGANIZATION AND ACQUISITIONS:

                 Olympus Ventures, Inc. (the "Company") was incorporated on October 24, 1988 in the State of Washington and for the period from inception to December 31, 1994 was in its development stage. Acquisitions by the Company were as follows:

     (a)   C.E.A. LINES, INC.

           On November 7, 1994, the Company entered into an agreement, which was amended on January 1, 1995, with Central European Subholding Inc. to purchase 50.1% of the common stock in C.E.A. Lines, Inc. ("CEA"). In connection with this transaction 3,000,000 shares of common stock (prior to the 1 for 10 reverse split - see Note 6) were issued. CEA became a majority owned subsidiary of the Company. CEA's principal asset was an ocean shipping vessel and its main activity was providing freight services. CEA was organized under the laws of the Turks & Caicos Islands, British West Indies.

           On September 20, 1995, the Company entered into another agreement with Central European Subholding, Inc. for the purchase of the remaining 49.9% of the stock of CEA. Under the terms of this agreement the Company received 100% of the stock of CEA Traders, a wholly owned subsidiary of CEA. In connection with this transaction 400,000 shares of common stock were issued.

           The shares were valued by the Company at $2,000,000. The purchase price was allocated to property, plant and equipment ($1,454,269) and minority interest ($545,731).

           The CEA acquisition was a related party transaction. Current management has been unable to determine whether the acquisition was made at "arms length" and therefore whether amounts recorded in the financial statements properly reflect the fair values of the assets acquired.

           On January 8, 1996 the Company's chief executive officer resigned. Since his resignation the Company has had several chief executive officer's. Current management joined the Company on July 15, 1996.

           Current management has had communications with the officer that resigned to compel him to return the following to the Company: (1) the assets of CEA (including the ocean shipping vessel), (ii) the books and records of CEA, and (iii) the books and records of the Company from inception through December 31, 1995. To date, current management has been unable to reach an agreement with the former chief executive for the return of the above. Management is currently investigating its legal options, but believes that it may not be practicable or economically reasonable to further pursue this matter.

           Pending the conclusion of its investigation, management has instructed the Company's transfer agent to stop the transfer of the 400,000 common shares issued in the second CEA transaction. Additionally, since the Company is unable to secure the assets of CEA, management has determined that the Company's investment in CEA which amounted to $3,354,068 should be and was written off as of June 30, 1996.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   1   -    ORGANIZATION AND ACQUISITIONS (CONTINUED):

   (b)     CARIBBEAN CHARTERS LTD.

           On August 21, 1995, the Company acquired 100% of the sellers interest in Caribbean Charters Ltd. This acquisition was evidenced by a convertible promissory note in the amount of $750,000 convertible into the Company's common shares at a price of $2.50 per share.

           Since the assets of Caribbean Charters Ltd. consisted of three boats, the purchase price was attributed entirely to property, plant and equipment.

           This acquisition was also with a related party. Current management has been unable to determine whether the acquisition was made at "arms length" and therefore whether amounts recorded in the financial statements properly reflect the fair values of the assets acquired.

           During March 1996, the Company exchanged 750,000 common shares for the $750,000 convertible note.

           In December 1995, one of the boats was sold for $35,000 resulting in a loss of $140,000. In October 1995, a second boat was sold for $60,000 resulting in a loss of $165,000. In May 1996, the third boat was repossessed by a secured lender resulting in a loss of $210,000. Accordingly, as of June 30, 1996, all of the assets of Caribbean Charter Ltd had been disposed of.

   (C)     OLYMPUS MILLS USA, INC.

           On September 21, 1995, the Company entered into an agreement with Horizon Marketing Ltd. to acquire 100% of the outstanding stock of Olympus Mills USA, Inc., a textile manufacturing business located in Florida. The consideration for the acquisition was 1,750,000 shares of common stock and $250,000 in cash to be paid by January 1, 1996 or upon the sale of certain inventory. At the date of the acquisition it appears that the Company also recorded $400,000 of assumed secured debt. The assumption of this debt does not appear to be provided for in the acquisition agreement.

           As discussed above, the books and records of the Company are not available for the period prior to December 31, 1995. However, it appears from the September 30, 1995 quarterly financial statements that the shares issued were valued at $2,625,000 and debts were recorded of $ 400,000 and $250,000.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   1   -    ORGANIZATION AND ACQUISITIONS (CONTINUED):

   (c)     OLYMPUS MILLS USA, INC. (CONTINUED):

           On a consolidated basis it appears that the total acquisition cost of $3,275,000 was recorded as property, plant and equipment. Current management does not believe that the $400,000 of secured debt was properly recorded as an element of this transaction. Additionally, there have been no claims by any secured lender with respect to this alleged debt. Furthermore, current management has identified approximately $351,000 of assets that appear to have been acquired as part of the acquisition. These assets were sold for cash of approximately $351,000 during the year ended June 30, 1996. Current management has been unable to determine whether the acquisition was made at "arms length", and therefore, whether amounts recorded in the financial statements properly reflect the fair values of the assets acquired. In fact, current management has been unable to identify any assets, with the exception of the $351,000 discussed above, received in connection with this acquisition. Management believes that given the nature and condition of the business there was no bonafide purpose for the issuance of the number of shares issued in connection with this transaction. Based upon the foregoing, management has determined to retroactively adjust the accounting for this acquisition.

           The revised accounting for this transaction results in assets held for sale of $350,859, goodwill of $2,459,745, and the recognition of debt at $250,000 and common stock and additional paid-in capital of $2,672,282. Given the circumstances described above management believes that goodwill recognized in the above transaction is significantly impaired and has charged the total amount to operations as of June 30, 1996.

           During March 1996, the $250,000 in debt discussed above was exchanged for 250,000 shares of common stock.

   (d)     EKRHEN CORPORATION

           On September 21, 1995 the Company acquired certain assets of Ekrhen Corporation. The consideration paid for this acquisition consisted of 100,000 shares of common stock and the assumption of $200,000 of debt.

           As discussed above, the books and records of the Company were not available prior to December 31, 1995. It appears from the September 30, 1995 and December 31, 1995 quarterly financial statements that the shares issued were valued at $600,000 and debt was recorded at $200,000. On a consolidated basis it appears that the total acquisition cost of $800,000 was recorded as property, plant and equipment.

           However, since the contract called for 100,000 shares to be issued at $6.50 per share and the debt assumed aggregated $200,000, the acquisition should have been recorded at $850,000, and has been so adjusted. Current management questioned whether the share value was properly computed and therefore in January 1997 engaged an independent appraiser to determine whether amounts recorded in the financial statements properly reflect the fair values of the assets acquired.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   1   -    ORGANIZATION AND ACQUISITIONS (CONTINUED):

   (d)     EKRHEN CORPORATION (CONTINUED):

            In as much as there were detailed listings of the equipment acquired, the appraiser through study and inspection, was able to provide a value for the equipment at or about the time of the acquisition. The appraised value aggregated $333,590. The equipment acquired has been retroactively adjusted to this amount with an equivalent adjustment to additional paid-in capital.

   (e)     K.O.K.O WEAR INC. D/B/A "HOT BODY"

            As of October 16, 1995 the Company, through a subsidiary, acquired all of the shares of K.O.K.O. Wear Inc. in exchange for 40,000 common shares. As part of the agreement, the Company warrantied that the issued shares (which are restricted under Rule 144) will have a value of $200,000 at the end of the holding period. If the value is less than $200,000, the Company at its option, may pay the difference in cash or additional shares. The principal asset of K.O.K.O. Wear Inc. was a license agreement.

            In October, 1996 subsequent to the balance sheet date, the Company terminated the services of a former principal of K.O.K.O. Wear Inc.

           In management's opinion the acquired license was significantly impaired as of June 30, 1996 and therefore has been written-off.

   (f)     NELSON INTERNATIONAL CORP. AND BARON'S INTERNACIONAL, S.A.

           As of November 2, 1995 the Company, through a subsidiary, acquired all of the outstanding shares of Nelson International Corp. (Hialeah, Florida) and Baron's Internacional, S.A., a textile manufacturing business located in Managua, Nicaragua. The consideration for the acquisition was 300,000 shares, valued at $1,500,000. As part of the acquisition, the Company assumed part, but not all of the acquired companies' liabilities which aggregated approximately $253,000. The total purchase price of $1,753,000 was reflected as property, plant and equipment. As part of the agreement, the Company warranted that the issued shares (which are restricted under Rule 144) will have a value of $1,500,000 at the end of the holding period. If the value is less than $1,500,000, the Company, at its option, may pay the difference in cash or additional shares. The sellers warranted that the equipment in the two factories will appraise at a value of no less than $1,000,000 or the purchase price and warranty will be adjusted accordingly.

           Current management questioned whether the share value was properly computed and therefore in January 1997 engaged an independent appraiser to determine whether amounts recorded in the financial statements properly reflected the fair value of the assets acquired.

           In as much as there were detailed listings of the equipment acquired, the appraiser through study and inspection was able to provide a value for the equipment at about the time of the acquisition. The appraised value aggregated $741,085. The equipment acquired has been retroactively adjusted to that amount with an equivalent adjustment to goodwill.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   1   -    ORGANIZATION AND ACQUISITIONS (CONTINUED):

   (f)     NELSON INTERNATIONAL CORP. AND BARON'S INTERNACIONAL, S.A
          (CONTINUED):

           As of June 30, 1996, management determined that the goodwill described above was significantly impaired and accordingly was charged to operations.

   (g)     H & D FASHIONS S. A.

           As of November 30, 1995 the Company acquired all of the outstanding shares of H & D Fashions S.A., a textile manufacturing business located in San Cristobal, Dominican Republic. The purchase price was 50,000 shares of the Company's common stock and $183,200 in cash, $15,200 payable in January 1996, with the remaining balance paid in monthly installments. Final payment was due December 1996. As part of the agreement, the Company warranted that the issued shares (which are restricted under Rule 144) will have a value of $250,000 at the end of the holding period. If the value is less than $250,000, the Company at its option may pay the difference in cash or additional shares.

           Current management questioned whether the share value was properly computed and therefore in January 1997 engaged an independent appraiser to determine whether amounts recorded in the financial statements properly reflected the fair value of the assets acquired.

           In as much as there were detailed listings of the equipment acquired, the appraiser through study and inspection was able to provide a value for the equipment at or about the time of the acquisition. The appraised value aggregated $330,815. The equipment acquired has been retroactively adjusted to the amount with an equivalent adjusted to goodwill.

           As of June 30, 1996, management determined that the goodwill described above was significantly impaired and accordingly reflected a charge to operations.


NOTE   2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   (a)     PRINCIPLES OF CONSOLIDATION:

            The  consolidated  financial  statements  include  the  accounts  of
            Olympus Ventures, Inc., (the "Company") and its wholly-owned subsidiaries, CEA Lines, Inc. ("CEA"), Olympus Mills USA, Inc. ("Olympus"), K.O.K.O. Wear, Inc. ("KOKO"), Nelson International Corp. ("Nelson"), Baron's Internacional, S.A. ("Barons"), and H&D Fashions, S.A. ("H&D"). All material intercompany balances and transactions have been eliminated.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   (b)     USE OF ESTIMATES:

           In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

   (c)     CONCENTRATION OF CREDIT RISK:

           Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable.

   (d)     INVENTORIES:

           Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.

   (e)     PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION:

           Property, plant and equipment are reflected at cost (see Note 1 for acquisitions of certain assets).

           Depreciation is provided using the straight-line method as follows:

                  Ocean vessel                                 25 years
                  Office equipment                              5 years
                  Other equipment                          7 - 10 years

           At June 30, 1996 property, plant and equipment consisted principally of factory equipment. At June 30, 1995 property, plant and equipment consisted principally of an Ocean Vessel. Maintenance and repairs are charged to operations and major improvements are capitalized.

   (f)     INCOME TAXES:

           The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires the Company to recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition, SFAS 109 requires recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Accordingly, the Company has established a 100% valuation allowance against the deferred tax assets of approximately $5,400,000, resulting principally from net operating loss carryforwards, until it is more likely than not that the Company will realize taxable income. At June 30, 1996 the Company has available net operating loss carryforwards of approximately $13,700,000, which will expire in various years through 2011.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   2   -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (g)   GOODWILL:

           The Company's policy is to amortize costs in excess of net assets acquired (see Note 1) over the estimated benefit period not to exceed forty years.

           The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

     (h)   CASH AND CASH EQUIVALENTS:

           For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (i)   FOREIGN CURRENCY TRANSLATION:

           The value of the United States dollar changes constantly on foreign currency exchanges. Since the Company transacts business in other countries, these fluctuations affect the Company's consolidated financial position and consolidated results of operations.

           Generally, foreign subsidiaries translate their assets and liabilities into United States dollars at current exchange rates in effect at the end of the fiscal period. The gains and losses that result from this process are to be shown in the foreign currency translation adjustment account in the stockholders' equity section of the consolidated balance sheets.

           The revenue and expense accounts of foreign subsidiaries are translated into United States dollars at the average exchange rates that prevailed during the period. Therefore, the United States dollar value of these items on the consolidated statements of operations fluctuates from period to period depending on the value of the dollar against foreign currencies.

           Foreign currency translation adjustments were immaterial for the year ending June 30, 1996.

     (j)   LOSS PER COMMON SHARE:

           Loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented (retroactively adjusted for the 1 for 10 reverse split in September, 1995 and a 1 for 30 reverse stock split in January, 1997 (see Notes 6 & 10b), respectively.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE    3  -   GOING CONCERN:

           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations. At June 30, 1996, current liabilities exceeded current assets by $838,512 and the accumulated deficit aggregated $18,399,072. Management is currently in discussion with several entities to obtain additional financing for the Company. The Company's ability to continue as a going concern is dependent upon the ability of management to obtain sufficient financing, and ultimately achieving profitability.


NOTE   4   -   LOANS PAYABLE - SHAREHOLDERS:

           Loans payable - shareholders consists of unsecured, interest free loans in the amount of $129,894 and $328,463 at June 30, 1996 and 1995, respectively. These loans have no fixed repayment terms.


NOTE   5  -  LONG-TERM DEBT:

           At June 30, 1996 the principal amounts due are as follows:

           Loan payable in eighteen monthly instalments of $5,982 including interest at 18% per annum, maturing in February 1998. The first payment was due August 1996. This loan is secured by machinery and
           equipment.                                                                             $ 85,030

           Loan in the original amount of $200,000 with payments of interest only at prime plus 2% per annum for the first seventeen months and a final balloon payment and all unpaid interest plus the original principal amount due October 1997. This loan is secured by machinery
           and equipment.                                                                          200,000

           Loan in the original amount of $183,200 as part of the acquisition of
           H&D Fashions (see Note 1g) $15,200 payable in January 1996, with the remaining balance paid in monthly installments. Final payment was due
           December, 1996. This loan is unsecured.
                                                                                                    93,800
                                                                                                   -------
                                                                                                   378,830
           Less: current maturities                                                                141,012
                                                                                                   -------
                                                                                                  $237,818
                                                                                                   =======

           At June 30, 1996, the annual scheduled principal payments of long-term debt are $141,012 and $ 237,818 for each of the next two years, respectively.

                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   6  -   SHAREHOLDERS EQUITY (DEFICIT):

           On August 30, 1995, the board of directors declared a one for ten reverse stock split to holders of record on September 11, 1995. The stock split reduced the number of shares issued and outstanding at that time from 4,910,000 to 491,000. See subsequent event Note 10b for additional reverse stock split.

           As discussed in Note 1, the Company's books and records prior to January 1, 1996 are unavailable. As a result, management had to rely upon records received from the Company's stock transfer agent to account for share activity. These records indicated (i) that the transfer agent's share balance as of July 1, 1995 showed 30,601 more shares issued than the Company's financial statements, (ii) that 5,430,833 shares were issued for consulting services, (iii) that 7,400 shares were issued pursuant to a private placement, (iv) that 66,630 shares were issued under other issuances, the details of which are not available, and (v) that $1,000,000 of debt was exchanged for 1,000,000 shares of common stock. Additional issuances were made pursuant to acquisitions as described in Note 1.

           Current management has been unable to determine whether the share transactions indicated above were made at "arms length" and therefore, whether amounts recorded in the financial statements properly reflect the transactions indicated.


NOTE    7   -   ECONOMIC DEPENDENCY AND FOREIGN OPERATIONS:

           For the year ended June 30, 1996, revenues from three customers aggregated approximately 33%, 26% and 21% of the Company's total revenues for the period. There were no amounts due from these customers at June 30, 1996.

           At June 30, 1996 total assets located in foreign countries were as follows:

                  Country                              Amount

                  Nicaragua                           $618,164
                  Dominican Republic                   307,185


NOTE   8   -      ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

           Accounts payable and accrued expenses consist of the following:


                                                                   JUNE 30,       June 30,
                                                                   1996           1995
           Trade and other payables                                $196,766        $  -
           Employee benefits                                         40,669           -
           Payroll taxes and penalties                               23,041           -
           Accrued interest                                           4,620           -
           Liabilities assumed at acquisitions  (See Note 1)        253,000           -
           Miscellaneous accruals                                    33,134         43,207
                                                                 ----------        -------
                                                                   $551,230        $43,207
                                                                   ========        =======
                                                      F - 16





                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996



NOTE   9   -    COMMITMENTS AND CONTINGENCIES:

     (a)   LEASE COMMITMENTS:

           The Company leases office and operating facilities located in Hialeah, Florida, Managua, Nicaragua and San Cristobal, Dominican
           Republic under operating leases that will expire on various dates through December 2001. Future minimum rental payments are as follows:

           For the year ended June 30,

                  1997                       $180,781
                  1998                        177,473
                  1999                         86,070
                  2000                         56,070
                  2001                         28,035
                                           ----------
                                             $528,429
                                           ==========

           Rent expenses for the years ended June 30, 1996, 1995 and 1994 were $99,845, $-0- and $ -0-, respectively.

     (b)   CONTINGENCY

           An unrelated entity has demanded the repayment of a loan in the principal amount of $1,250,000 which it claims it made to the Company in the fall of 1994. It also claims that accrued interest on the purported obligation amounted to $393,750 as of June 1, 1996.
           Additionally, it claimed to be entitled to the recovery of attorneys' fees in the amount of 15% of the collected debt. Current management has no knowledge of evidence of such a loan. Despite the Company's request for documents evidencing such indebtedness, as well as proof of payment of funds to the Company, it has not produced such conclusive proof. However, the entity's attorneys recently provided the Company with the affidavit of the Company's former legal counsel, and the affidavit of an individual who appears to have acted as an investment banker for the Company at some point. Such affidavits claim that $1,250,000 was indeed loaned by the entity to the Company and that some unspecified Company stock was issued to the entity as a credit enhancement. Management is currently in communication with the entity's counsel regarding this matter, but continues to believe the Company has no liability to this entity.

NOTE  10  -       SUBSEQUENT EVENTS:

     (a)   SALE OF RECEIVABLES TO FACTOR:

           In July 1996, subsequent to the balance sheet date, the Company acquired receivables in the amount of $260,000 that had previously been sold by the Company to a third party. These receivables were then resold to a factor for approximately 95% of their value. Of the proceeds from the factor, $191,300 was paid to the third party and the remaining balance owed was satisfied by the issuance of 40,000 shares of the Company's common stock.






                     OLYMPUS VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1996




NOTE  10  -       SUBSEQUENT EVENTS (CONTINUED):

     (b)   COMMON STOCK SPLIT:

           In January 1997, the Company effected a one for thirty (1 for 30) reverse stock split to holders of record on January 6, 1997, as authorized by the board of directors. Per share data for all periods presented have been restated to reflect the reverse stock split.

     (c)   SHARE ISSUANCES:

           During September 1996, the Company issued 1,500,000 shares for services. During October and November 1996, the Company sold
           13,100,000 shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended, ("the Act") as well as Regulation S promulgated pursuant to the Act.










