Form 10QSB
period 1996-09-30
OLYMPUS VENTURES INC
filed 1997-04-04
CIK 878071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996, or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ______ to ______

                Commission File Number 33-42070

                     OLYMPUS VENTURES, INC.
     (Exact name of Registrant as specified in its charter)

  State of Washington                               91-1552419
(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                   3418 North Ocean Boulevard
                 Fort Lauderdale, Florida 33308
            (Address of principal executive offices)

Registrant's telephone number, including area code:(954) 565-9292

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, par value $0.0001 per share, at March 26, 1997 was 914,401 shares.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Attached hereto.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Sources of Capital

The Registrant's cash was zero at September 30, 1996 compared to $14,000 as of September 30, 1995. The decrease was due partially to an increase in inventory of the manufacturing subsidiaries.

The new management is negotiating to obtain necessary operating funds and manufacturing lines of credit to enable its manufacturing subsidiaries to increase its production in the ensuing year.

However, management has no firm commitments for obtaining additional capital or that if a commitment is obtained, it will be on terms acceptable to the Registrant.

There has been no significant changes in the liquidity of the Registrant during the past quarter.

Results of Operations

The Company had revenues in the first quarter of 1996 in the amount of $763,950, an increase of $763,950 due to the Company having no revenue in the first quarter of 1995 and the manufacturing company operating in this quarter above fifty percent (50%) capacity.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Neither the Company nor its subsidiaries were subject to any new legal proceedings during the reporting period.

Item 2.   Changes in Securities

No constituent instruments defining the rights of the holders of any class of registered securities of the Registrant have been materially modified. No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.   Defaults Upon Senior Securities

There have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of the Registrant or any of its significant subsidiaries exceeding five percent (5%) of the total assets of the Registrant and its consolidated subsidiaries.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security holders during the period covered by this Form 10-QSB.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

None.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OLYMPUS VENTURES, INC.

Date: March 26, 1997               /s/  Gary R. Morgan
                                   Gary R. Morgan
                                   Chairman and Chief Executive Officer

                       FINANCIAL STATEMENTS

                      Olympus Ventures, Inc.
               Unaudited Consolidated Balance Sheet
                            At 9-30-96

CURRENT ASSETS                          Sep.30         June 30
                                          1996           1996
CASH                                             $              $    844
ACCOUNTS RECEIVABLE                                 1,084
INVENTORY                                         103,250          9,966
PREPAID EXPENSES & OTHER CURRENT ASSETS                            1,028

TOTAL                                             104,334         11,838

PLANT & EQUIP. (NET OF DEPRECIATION)            1,315,324      1,320,902

OTHER ASSETS

SECURITY DEPOSIT                                   19,808         19,808

TOTAL ASSETS                                    1,439,466      1,352,548


                LIABILITIES & SHAREHOLDERS EQUITY

LIABILITIES

ACCOUNTS PAYABLE                                  122,114        551,230
TAX PAYABLE                                         7,644
NOTES PAYABLE                                     250,000        378,830
BANK OVERDRAFT                                      7,302         28,214
SHAREHOLDERS LOANS                                 55,000        129,894

TOTAL                                             442,060      1,088,168

SHAREHOLDERS EQUITY

CAPITAL STOCK                                         966            966
PAID IN CAPITAL                                19,284,226     18,662,486
ACCUMULATED DEFICIT                          (18,287,786)   (18,399,486)

TOTAL LIABILITIES &
 SHAREHOLDERS EQUITY                            1,439,466      1,352,548


Note:  Please read accompanying notes.

                      OLYMPUS VENTURES, INC.
              Unconsolidated Statement of Operations
                            At 9-30-96


                                                 Sep. 30         June 30
                                                   1996           1996

RECEIPTS                                          763,950      1,003,426

COST OF SALES                                     181,350      1,395,317

GROSS MARGIN                                      582,600      (391,891)

OVERHEAD
OPERATING EXPENSE                                 462,136        630,872
INTEREST                                            3,600         47,189
DEPRECIATION                                        5,578         22,310
AMORTIZATION                                                   4,444,236
WRITE-OFF OF LICENSE                                             200,000
LOSS ON DISPOSAL OF PROPERTY,
PLANT, AND EQUIP                                                 515,000
CONSULTING SERVICE                                             8,693,233
WRITE OFF OF INVESTMENT
IN C.E.A. LINES                                                3,354,068

TOTAL                                             471,314     19,279,915


PROFIT/LOSS FOR PERIOD                            111,286   (18,276,489)


Note: No provision for income tax made due to loss carry forward available for above profit.

Please read accompanying notes.

                      OLYMPUS VENTURES, INC.
          Unaudited Consolidated Statement of Cash Flow
                            At 9-30-96


CASH FLOW FROM OPERATIONS                         Sep. 30        Sep. 30
                                                   1996            1995

Cash Received                                    $763,950      $(73,444)

Cash Paid to Suppliers & Employees              (643,486)
Interest Paid                                     (3,600)

Net Cash Provided by Operations                   116,864       (73,444)

CASH FLOW FROM INVESTING ACTIVITIES

Loans from Shareholder                             25,000         13,397
Investmentin subsidiaries                       (145,525)

Net Cash Provided by Investment                 (120,000)         13,397

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from short term loan                                     53,237

Net Increase(Decrease) in
 Cash Equivalents                                 (3,661)        (6,810)

             OLYMPUS VENTURES, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIOD ENDING SEPTEMBER 30, 1996

NOTE 1 - ORGANIZATION AND ACQUISITIONS

During the quarter ending September 30, 1996 there has been no new acquisitions. The organization consists of Olympus Ventures, Inc. (the holding company) and three subsidiaries, Olympus Mills USA, Baron's Internacional, S.A. and H&D Fashions S.A. All subsidiaries have been disclosed in the June 30, 1996 Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of Olympus Ventures, Inc. (the "Company"), and its wholly-owned subsidiaries, Olympus Mills USA, Inc. ("Olympus") , Baron's Internacional, S.A. ("Barons"), and H&D Fashions, S.A. ("H&D"). All material intercompany balances and transactions have been eliminated.

(b)  Use of Estimates

In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial stats, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(c)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable.

(d)  Inventories

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.

(e)  Property, Plant and Equipment and Depreciation

Property, plant and equipment are reflected at cost. Depreciation is provided using the straight-line method as follows:

Office equipment              5 years
Other equipment               7-10 years

(f)  Income Taxes

The Company follow Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the Company to recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition, SFAS 109 requires recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Accordingly, the Company has established a 100% valuation allowance against the deferred tax assets of approximately 5,400,000, resulting principally from net operating loss carryforwards, until it is more likely than not that the Company will realize taxable income. At September 30, 1996, the Company has available net operating loss carryforward of approximately 13,588,714 which will expire in various years through 2011.

(g)  Goodwill

The Company's policy is to amortize costs in excess of net assets acquired over the estimated benefit period not to exceed forty years.

The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed.

(h)  Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(I)  Foreign Currency Transactions

The value of the United States dollar changes constantly on foreign currency exchanges. Since the Company transacts business in other countries, these fluctuations affect the Company's consolidated financial position and consolidated results of operations.

Generally, foreign subsidiaries translate their assets and liabilities into United States dollars at current exchange rates in effect at the end of the fiscal period. The gains and losses that result from this process are to be shown in the foreign currency translation adjustment account in the stockholder's equity section of the consolidated balance sheets.

The revenue and expense accounts of foreign subsidiaries are translated into United States dollars at the average exchange rate that prevailed during the period. Therefore, the United States dollar value of these items on the consolidated statements of operations fluctuates from period to period depending on the value of the dollar against foreign currencies.

Foreign currency translation adjustments were immaterial for the quarter ending September 30, 1996.

(j)  Loss per Common Share

Loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented (retroactively adjusted for the 1 for 10 reverse split in September 1995 and a 1 for 30 reverse stock split in January 1997 (see Notes 6 & 8a), respectively.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations. At September 30, 1996, current liabilities exceeded current assets by $337,726 and the accumulated deficit aggregated $18,287,786. Management is currently in discussion with several entities to obtain additional financing for the Company. The company's ability as a going concern is dependent upon the ability of management to obtain sufficient financing, and ultimately achieving profitability.

NOTE 4 - LOANS PAYABLE-SHAREHOLDERS

Loans payable to shareholders consists of unsecured, interest free loans in the amount of $55,000. These loans have no fixed repayment terms.

NOTE 5 - LONG-TERM DEBT

At September 30, 1996, the principal amounts due are as follows:

Loan payable in eighteen monthly installments of $5,982 including interest at 18% per annum, maturing in February 1998.  The first payment was due August 1996.  This loan is secured by machinery and equipment.  $50,000

Loan in the original amount of $200,000 with payments of interest only at prime plus 2% per annum for the first seventeen months and a final balloon payment and all unpaid interest plus the original principal amount due October 1997. This loan is secured by machinery and equipment. $200,000

Total                    $250,000
Less current maturities    71,784
Balance                  $178,216

At September 30, 1996, the annual scheduled principal payments of long term debt are $71,784 and $178,216 for each of the next two years, respectively.

NOTE 6 - SHAREHOLDERS EQUITY (DEFICIT)

On August 30, 1995, the board of directors declared a one for ten reverse stock split to holders of record on September 11, 1995. The stock split reduced the number of shares issued and outstanding at that time from 4,910,000 to 491,000. See subsequent events Note 8a for additional reverse stock split.

As discussed in the Annual Report on Form 10-K for the period ending June 30, 1996, the Company's books and records prior to January 1, 1996 are unavailable. As a result, management had to rely upon records received from the Company's stock transfer agent to account for share activity. These records indicated that the transfer agent's share balance as of July 1, 1995 showed 30,601 more share issued than the Company's financial statements, that 5,430,833 shares were issued for consulting services, that 7,400 shares were issued pursuant to a private placement, that 66,630 shares were issued under other issuances, the details on which are not available, and that $1,000,000 of debt was exchanged for 1,000,000 shares of common stock. Additional issuances were made pursuant to acquisitions disclosed in the June 30, 1996 Annual Report on Form 10-K.

Current management has been unable to determine whether the share transactions indicated above were made at "arms length" and therefore, whether amounts recorded in the financial statements properly reflect the transactions indicated.

NOTE 7 - ECONOMIC DEPENDENCY AND FOREIGN OPERATIONS

At September 30, 1996, total assets located in foreign countries were as follows:

Country             Amount

Nicaragua           $618,164
Dominican Republic   307,185

NOTE 8 - SUBSEQUENT EVENTS

(a)  Common Stock Split

In January 1997, the Company effected a one for thirty (1 for 30) reverse stock split to holders of record on January 6, 1997, as authorized by the board of directors. Per share data for all periods presented have been restated to reflect the reverse stock split.

(b)  Share Issuances

During September 1996, the Company issued 1,500,000 shares for services. During October and November 1996, the Company sold 13,100,000 shares pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended (the "Act"), as well as Regulation S promulgated pursuant to the Act.