Form 10QSB
period 1996-12-31
OLYMPUS VENTURES INC
filed 1997-04-04
CIK 878071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996, or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, par value $0.0001 per share, at March 31, 1996 was 914,401 shares.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Attached hereto.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Sources of Capital

The Registrant's cash was $4,128 at December 31, 1996 compared to $69,436 as of December 31, 1995. The decrease was due to a stockholder loan to the company in December 1995.

The new management is negotiating to obtain necessary operating funds and manufacturing lines of credit to enable its manufacturing subsidiaries to increase its production in the ensuing year.

However, management has no firm commitments for obtaining additional capital or that if a commitment is obtained, it will be on terms acceptable to the Registrant.

During the second quarter, operating capital was acquired from several sources:

1. Funds acquired from the sale of 13,100,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933; and 2. Manufacturing and contract work at the two subsidiaries.

There has been no significant changes in the liquidity of the Registrant during the past quarter.

Results of Operations

The Company had revenues in the second quarter of 1996 in the amount of $506,521 compared to $87,482 in the second quarter of 1995. The Company lost revenues in Nicaragua due to a container of fabric sent by one of its customers not clearing customs, leaving the Company with a void in contract work in November and December.

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

                              OLYMPUS VENTURES, INC.

Date: April 1, 1997           /s/  Gary R. Morgan
                                   Gary R. Morgan
                                   Chairman and Chief Executive Officer

                       FINANCIAL STATEMENTS

                      Olympus Ventures, Inc.
               Unaudited Consolidated Balance Sheet
                           At 12-31-96


CURRENT ASSETS                                    Dec. 31        June 30
                                                    1996           1996
CASH                                            $   4,128       $    844
ACCOUNTS RECEIVABLE
INVENTORY                                          19,600          9,966
PREPAID EXPENSES & OTHER CURRENT ASSETS                            1,028

TOTAL                                              23,728         11,838

PLANT & EQUIP. (NET OF DEPRECIATION)            1,309,746      1,320,902

OTHER ASSETS

SECURITY DEPOSIT                                   19,808         19,808

TOTAL ASSETS                                    1,353,282      1,352,548


                LIABILITIES & SHAREHOLDERS EQUITY

LIABILITIES

ACCOUNTS PAYABLE                                  143,518        551,230
TAX PAYABLE
NOTES PAYABLE                                     250,000        378,830
BANK OVERDRAFT                                                    28,214
SHAREHOLDERS LOANS                                 55,000        129,894

TOTAL                                             448,518      1,088,168

SHAREHOLDERS EQUITY

CAPITAL STOCK                                       2,426            966
PAID IN CAPITAL                                19,470,226     18,662,486
ACCUMULATED DEFICIT                          (18,290,136)   (18,399,486)

TOTAL LIABILITIES &
 SHAREHOLDERS EQUITY                            1,353,282      1,352,548


Note:  Please read accompanying notes.

                      OLYMPUS VENTURES, INC.
              Unconsolidated Statement of Operations
                           At 12-31-96


                                                 Dec. 31         June 30
                                                   1996           1996

RECEIPTS                                          506,521      1,003,426

COST OF SALES                                      27,100      1,395,317

GROSS MARGIN                                      479,421      (391,891)

OVERHEAD
OPERATING EXPENSE                                 374,931        630,872
INTEREST                                            3,600         47,189
DEPRECIATION                                        5,578         22,310
AMORTIZATION                                                   4,444,236
WRITE-OFF OF LICENSE                                             200,000
LOSS ON DISPOSAL OF PROPERTY,
PLANT, AND EQUIP                                                 515,000
CONSULTING SERVICE                                             8,693,233
WRITE OFF OF INVESTMENT
IN C.E.A. LINES                                                3,354,068

TOTAL                                             384,109     19,279,915


PROFIT/LOSS FOR PERIOD                             95,312   (18,276,489)


Note: No provision for income tax made due to loss carry forward available for above profit.

Please read accompanying notes.

                      OLYMPUS VENTURES, INC.
          Unaudited Consolidated Statement of Cash Flow
                           At 12-31-96


CASH FLOW FROM OPERATIONS                         Dec. 31        Dec. 31
                                                   1996            1995

Cash Received                                    $482,545       $

Cash Paid to Suppliers & Employees              (224,245)
Interest Paid                                    ( 3,600)

Net Cash Provided by Operations                   254,700          3,431

CASH FLOW FROM INVESTING ACTIVITIES

Loans from Shareholder                                            52,005
Shareholder Loan Repayment                       (25,000)
Investment in Subsidiaries                      (225,572)

Net Cash Provided by Investment                 (250,572)         52,005

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from short term loan

Bank Balance Dec. 31, 1996                          4,128         69,436

Bank Balance Dec. 31, 1995                         69,436

Net Increase(Decrease) in
 Cash Equivalents                                (65,308)

             OLYMPUS VENTURES, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIOD ENDING DECEMBER 31, 1996

NOTE 1 - ORGANIZATION AND ACQUISITIONS

During the quarter ending December 31, 1996 there has been no new acquisitions. The organization consists of Olympus Ventures, Inc. (the holding company) and three subsidiaries, Olympus Mills USA, Baron's Internacional, S.A. and H&D Fashions S.A. All subsidiaries have been disclosed in the June 30, 1996 Annual Report on Form 10-K.

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

(e)  Property, Plant and Equipment and Depreciation

Property, plant and equipment are reflected at cost. Depreciation is provided using the straight-line method as follows:

Office equipment              5 years
Other equipment               7-10 years

(f)  Income Taxes

The Company follow Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the Company to recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In addition, SFAS 109 requires recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Accordingly, the Company has established a 100% valuation allowance against the deferred tax assets of approximately 5,400,000, resulting principally from net operating loss carryforwards, until it is more likely than not that the Company will realize taxable income. At December 31, 1996, the Company has available net operating loss carryforward of approximately 13, 588,714 which will expire in various years through 2011.

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

Foreign currency translation adjustments were immaterial for the quarter ending December 31, 1996.

(j)  Loss per Common Share

Loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented (retroactively adjusted for the 1 for 10 reverse split in September 1995 and a 1 for 30 reverse stock split in January 1997 (see Notes 6 & 8a), respectively.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations. At December 31, 1996, current liabilities exceeded current assets by $444,390 and the accumulated deficit aggregated $18,290,136. Management is currently in discussion with several entities to obtain additional financing for the Company. The company's ability as a going concern is dependent upon the ability of management to obtain sufficient financing, and ultimately achieving profitability.

NOTE 4 - LOANS PAYABLE-SHAREHOLDERS

Loans payable to shareholders consists of unsecured, interest free loans in the amount of $55,000. These loans have no fixed repayment terms.

NOTE 5 - LONG-TERM DEBT

At December 31, 1996, the principal amounts due are as follows:

Loan payable in fourteen monthly installments of $5,982 including interest at 18% per annum, maturing in February 1998.  The first payment was due August 1996.  This loan is secured by machinery and equipment.  $50,000

Loan in the original amount of $200,000 with payments of interest only at prime plus 2% per annum for the first seventeen months and a final balloon payment and all unpaid interest plus the original principal amount due October 1997. This loan is secured by machinery and equipment. $200,000

Total                    $250,000
Less current maturities    71,784
Balance                  $178,216

At December 31, 1996, the annual scheduled principal payments of long term debt are $71,784 and $178,216 for each of the next two years, respectively.

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

At December 31, 1996, total assets located in foreign countries were as follows:

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