Form 10QSB
period 1997-03-31
OLYMPUS VENTURES INC
filed 1997-05-16
CIK 878071

Form 10-QSB
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31,1997

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______ to _______

             Commission File Number 33-42070

               OLYMPUS VENTURES, INC.
(Exact name of Registrant as specified in its charter)

State of Washington                                91-1552419
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

                  3418 N. Ocean Blvd.
              Fort Lauderdale, Florida 33308
          (Address of principal executive offices)

Registrant's telephone number, including area code: 954-565-9292
               --------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock, par value $0.0001 per share at May 15, 1997 was 2,571,081 shares.

                                                      PART I

Item 1.           Financial Statements.

Attached

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Sources of Capital

The Registrant's cash was zero at March 31, 1997 compared to $17,870.00 as of March 31, 1996. The decrease was due to reducing accumulated accrued expenses from previous year.

The management has negotiated the necessary operating funds to reduce a significant portion of the past debt and allow its subsidiaries to run without interruption. Both offshore factories are realizing positive cash flow at this time and are expected to continue throughout 1997.

Management is still negotiating manufacturing lines of credit to enable its manufacturing subsidiaries to increase its production in the ensuing year.

During the third quarter, operating capital was acquired from several sources:

         1.       Manufacturing and contract work at the subsidiaries.
         2.       Financing negotiated by Management.

There has been no significant changes in the liquidity during the past quarter.

Results of Operations

The Company had revenues in the third quarter of fiscal year 1996 in the amount of $241,049.00 compared to $519,679.00 in the third quarter of fiscal year 1995, the Company had to recover in Nicaragua due to the elimination of a major contract lost in the end of the second quarter. Benefits from this loss of work will be noticed in the fourth quarter as new contracts with better profits were entered into.

                             PART II

Item 1.           Legal Proceedings.

Neither the Company nor its subsidiaries were subject to any new legal proceedings during the reporting period.

Item 2.           Change in Securities.

No constituent instrument defining the right of the holder of any class of registered securities of the Registrant have been materially modified. No right evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.           Default Upon Senior Securities.

There have been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding five percent (5%) of the total assets of the Registrant and its consolidated subsidiaries.

Item 4.           Submission of Matters to a Vote of Security holders.

No matter were submitted to a vote of Security holders during the period covered by this Form 10-QB.

Item 5.           Other Information.

None.

Item 6.           Exhibits and Reports on Form 8-K.

None.

                                                    Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                           Dated this 15th day of May 1997.

                               OLYMPUS VENTURES, INC.
                               ( the "Registrant")


                               By: /s/ Gary R.Morgan
                               Gary R Morgan
                               Chief Executive Officer